Form 10-K
period 2018-12-31
UBS Commercial Mortgage Trust 2018-C8
filed 2019-03-22
CIK 1727836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-207340-09

Central Index Key Number of the issuing entity: 0001727836

UBS Commercial Mortgage Trust 2018-C8

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001532799

UBS Commercial Mortgage Securitization Corp.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001685185

UBS AG, acting through its branch located at 1285 Avenue of the Americas, New York, New York

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541468

Ladder Capital Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001238163

Société Générale

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

Rialto Mortgage Finance, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548567

CIBC Inc.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0000312070

Barclays Bank PLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4059911 38-4059912 38-7196239 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 713-2000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       ☐                                                                                          Accelerated filer                                ☐

Non-accelerated filer        ⌧  (Do not check if a smaller reporting company)                        Smaller reporting company                         ☐

                                                                                                                                   Emerging growth company                         ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Tryad Industrial & Business Center Mortgage Loan, the Houston Distribution Center Mortgage Loan and the Park Place at Florham Park Mortgage Loan, which constituted approximately 5.4%, 4.7% and 4.3%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Tryad Industrial & Business Center Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Houston Distribution Center Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (c) with respect to the Park Place at Florham Park Mortgage Loan which is an asset of the issuing entity and two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Tryad Industrial & Business Center Mortgage Loan, the Houston Distribution Center Mortgage Loan and the Park Place at Florham Park Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Yorkshire & Lexington Towers Mortgage Loan, which constituted approximately 1.4% of the asset pool of the issuing entity as of its cut-off date.  The Yorkshire & Lexington Towers Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Yorkshire & Lexington Towers Mortgage Loan and seven other pari passu loans and one subordinate companion loan, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CSAIL 2017-CX10 Commercial Mortgage Trust transaction, Commission File Number 333-207361-07 (the “CSAIL 2017-CX10 Transaction”). This loan combination, including the Yorkshire & Lexington Towers Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the BlueLinx Portfolio Mortgage Loan, which constituted approximately 2.7% of the asset pool of the issuing entity as of its cut-off date.  The BlueLinx Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the BlueLinx Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Benchmark 2018-B2 Mortgage Trust transaction, Commission File Number 333-206361-13 (the “Benchmark 2018-B2 Transaction”). This loan combination, including the BlueLinx Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  KeyBank National Association is the master servicer under the pooling and servicing agreement for the Benchmark 2018-B2 Transaction.  The responsibilities of KeyBank National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the Benchmark 2018-B2 Transaction.  Thus, the servicer compliance statement provided by KeyBank National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the City Square and Clay Street Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date.  The City Square and Clay Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the City Square and Clay Street Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the City Square and Clay Street Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the City Square and Clay Street loan combination in the UBS Commercial Mortgage Trust 2018-C9 transaction, Commission File Number 333-207340-10 (the “UBS 2018-C9 Transaction”).  After the closing of the UBS 2018-C9 Transaction on March 29, 2018, this loan combination, including the City Square and Clay Street Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2018-C9 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the UBS 2018-C9 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS 2018-C9 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the CrossPoint Mortgage Loan, which constituted approximately 4.8% of the asset pool of the issuing entity as of its cut-off date.  The CrossPoint Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the CrossPoint Mortgage Loan and seven other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the CrossPoint Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the CrossPoint loan combination in the Benchmark 2018-B3 Commercial Mortgage Trust transaction, Commission File Number 333-207132-17 (the “Benchmark 2018-B3 Transaction”).  After the closing of the Benchmark 2018-B3 Transaction on April 10, 2018, this loan combination, including the CrossPoint Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2018-B3 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the Benchmark 2018-B3 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the Benchmark 2018-B3 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the AFIN Portfolio Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date.  The AFIN Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the AFIN Portfolio Mortgage Loan and twelve other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the AFIN Portfolio Mortgage Loan, was serviced under the pooling and servicing agreement for the UBS Commercial Mortgage Trust 2017-C7 transaction, prior to the closing of the securitization of a pari passu portion of the AFIN Portfolio loan combination in the UBS Commercial Mortgage Trust 2018-C11 transaction, Commission File Number 333-207340-12 (the “UBS 2018-C11 Transaction”).  After the closing of the UBS 2018-C11 Transaction on July 10, 2018, this loan combination, including the AFIN Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2018-C11 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the UBS 2018-C11 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS 2018-C11 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the AFIN Portfolio Mortgage Loan and the City Square and Clay Street Mortgage Loan and the primary servicer and special servicer of the CrossPoint Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the AFIN Portfolio Mortgage Loan, the City Square and Clay Street Mortgage Loan, the BlueLinx Portfolio Mortgage Loan and the Yorkshire & Lexington Towers Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the trustee and custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the AFIN Portfolio Mortgage Loan, the City Square and Clay Street Mortgage Loan, the BlueLinx Portfolio Mortgage Loan and the Yorkshire & Lexington Towers Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the CrossPoint Mortgage Loan and the Yorkshire & Lexington Towers Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is an affiliate of Rialto Mortgage Finance, LLC, one of the sponsors.  Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Rialto Capital Advisors, LLC pursuant to Item 1123.  Because Rialto Capital Advisors, LLC is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountant’s attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB.  As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Rialto Capital Advisors, LLC under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountant’s attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

Berkeley Point Capital LLC d/b/a Newmark Knight Frank is an affiliate of Cantor Commercial Real Estate Lending, L.P., one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Berkeley Point Capital LLC d/b/a Newmark Knight Frank pursuant to Item 1123.  Because Berkeley Point Capital LLC d/b/a Newmark Knight Frank is servicing less than 5% of the pool assets, an assessment of compliance with applicable servicing criteria and an accountants’ attestation report pursuant to Item 1122 of Regulation AB are not required by Regulation AB. As the attestation made in the servicer compliance statement required by Item 1123 relates to a review of the servicing activities of Berkeley Point Capital LLC d/b/a Newmark Knight Frank under the applicable servicing agreement, and that review was conducted in conjunction with the servicer’s preparation of its assessment of compliance with applicable servicing criteria, that assessment of compliance with applicable servicing criteria and the accompanying accountants’ attestation report are included in this Annual Report on Form 10-K for the sake of completeness.

Pentalpha Surveillance LLC is the operating advisor of the AFIN Portfolio Mortgage Loan, the City Square and Clay Street Mortgage Loan and the BlueLinx Portfolio Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

With respect to the pari passu loan combinations that include the Yorkshire & Lexington Towers Mortgage Loan, the BlueLinx Portfolio Mortgage Loan, the City Square and Clay Street Mortgage Loan, the CrossPoint Mortgage Loan and the AFIN Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of KeyBank National Association, as primary servicer of the Yorkshire & Lexington Towers Mortgage Loan and the BlueLinx Portfolio Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Yorkshire & Lexington Towers Mortgage Loan and the BlueLinx Portfolio Mortgage Loan, Wilmington Trust, National Association as trustee of the CrossPoint Mortgage Loan, and Citibank, N.A., as certificate administrator and as custodian of the CrossPoint Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association, as primary servicer of the Yorkshire & Lexington Towers Mortgage Loan and the BlueLinx Portfolio Mortgage Loan, CWCapital Asset Management LLC, as special servicer of the Yorkshire & Lexington Towers Mortgage Loan and the BlueLinx Portfolio Mortgage Loan, Citibank, N.A., as certificate administrator of the CrossPoint Mortgage Loan, and LNR Partners, LLC, as special servicer of the AFIN Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee and Citibank, N.A., as certificate administrator and as custodian:

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

In the ordinary course of business, Citibank, N.A. (“Citibank”) is involved in a number of legal proceedings, including in connection with its role as trustee of certain RMBS transactions.  Certain of these Citibank as trustee-related matters are disclosed herein.

On June 18, 2014, a civil action was filed against Citibank in the Supreme Court of the State of New York by a group of investors in 48 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, asserting claims for purported violations of the Trust Indenture Act of 1939 (the “Trust Indenture Act”), breach of contract, breach of fiduciary duty and negligence based on Citibank’s alleged failure to perform its duties as trustee for the 48 RMBS trusts.  On November 24, 2014, plaintiffs sought leave to withdraw this action.  On the same day, a smaller subset of similar plaintiff investors in 27 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee, filed a new civil action against Citibank in the United States District Court for the Southern District of New York asserting similar claims as the prior action filed in state court.  In January 2015, the court closed plaintiffs’ original state court action.  On September 8, 2015, the federal court dismissed all claims as to 24 of the 27 trusts and allowed certain of the claims to proceed as to the other three trusts. Subsequently, plaintiffs voluntarily dismissed all claims with respect to two of the three trusts. On April 7, 2017, Citibank filed a motion for summary judgment. Plaintiffs filed its consolidated opposition brief and cross motion for partial summary judgment on May 22, 2017.  Briefing on those motions was completed on August 4, 2017. On March 22, 2018, the court granted Citibank’s motion for summary judgment in its entirety, denied Plaintiffs’ motion for summary judgment and ordered the clerk to close the case. On April 20, 2018, plaintiffs filed a notice of appeal. Plaintiffs’ opening brief was filed on August 3, 2018. Citibank filed its opposition on November 2, 2018.  Plaintiffs’ filed their reply on November 16, 2018.

On November 24, 2015, the same investors that brought the federal case brought a new civil action in the Supreme Court of the State of New York related to 25 private-label RMBS trusts for which Citibank allegedly serves or did serve as trustee.  This case includes the 24 trusts previously dismissed in the federal action, and one additional trust.  The investors assert claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, and violation of New York’s Streit Act (the “Streit Act”).  Following oral argument on Citibank’s motion to dismiss, Plaintiffs filed an amended complaint on August 5, 2016.  On June 27, 2017, the state court issued a decision, dismissing the Event of Default claims, mortgage-file-related claims, the fiduciary duty claims, and the conflict of interest claims.  The decision sustained certain breach of contract claims including the claim alleging discovery of breaches of representations and warranties, a claim related to robo-signing, and the implied covenant of good faith claim.  Citibank appealed the lower court’s decision, and on January 16, 2018, the Appellate Division, First Department, dismissed the claims related to robo-signing and the implied covenant of good faith, but allowed plaintiffs’ claim alleging discovery of breaches of representations and warranties to proceed.

On August 19, 2015, the Federal Deposit Insurance Corporation (“FDIC”) as Receiver for a failed financial institution filed a civil action against Citibank in the Southern District of New York.  This action relates to one private-label RMBS trust for which Citibank formerly served as trustee.  FDIC asserts claims for breach of contract, violation of the Streit Act, and violation of the Trust Indenture Act. Citibank jointly briefed a motion to dismiss with The Bank of New York Mellon and U.S. Bank, N.A., entities that have also been sued by FDIC in their capacity as trustee, and these cases have all been consolidated in front of Judge Carter.  On September 30, 2016, the Court granted the motion to dismiss without prejudice for lack of subject matter jurisdiction.  On October 14, 2016, FDIC filed a motion for reargument or relief from judgment from the Court’s dismissal order.  On July 11, 2017, Judge Carter ruled on the motion for reconsideration regarding his dismissal of the action.  He denied reconsideration of his decision on standing, but granted leave to amend the complaint by October 9, 2017.  The FDIC subsequently requested an extension of time to file its amended complaint, which was granted. The FDIC filed its amended complaint on December 8, 2017. Defendants jointly filed a motion to dismiss the amended complaint on March 13, 2018.  On April 18, 2018, plaintiff filed its opposition. Defendants filed their joint reply on May 3, 2018.

There can be no assurances as to the outcome of litigation or the possible impact of litigation on the trustee or the RMBS trusts.  However, Citibank denies liability and continues to vigorously defend against these litigations.  Furthermore, neither the above-disclosed litigations nor any other pending legal proceeding involving Citibank will materially affect Citibank’s ability to perform its duties under the related servicing agreement for this CMBS transaction.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on February 27, 2018 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Yorkshire & Lexington Towers Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2017-CX10 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the BlueLinx Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the Benchmark 2018-B2 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2018-B2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the City Square and Clay Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C9 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2018-C9 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2018-C9 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the CrossPoint Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2018-B3 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2018-B3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the AFIN Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C11 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2018-C11 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2018-C11 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by CWCapital Asset Management LLC (“CWCAM”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance:

1122(d)(2)(vii): “Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations: (A) are mathematically accurate; (B) are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days specified in the transaction agreements; (C) are reviewed and approved by someone other than the person who prepared the reconciling items; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specified in the transaction agreements.”

The instance of material noncompliance, for the reporting period included a failure to complete the required bank reconciliations within 30 calendar days after the bank statement cutoff date.  In five of the twelve months related to the reporting period, the required reconciliations were not completed within the 30 calendar days requirement as follows:

February 2018: bank reconciliations were prepared on June 22, 2018

March 2018: bank reconciliations were prepared on May 1, 2018

September 2018: bank reconciliations were prepared on November 6, 2018

November 2018: bank reconciliations were prepared on February 19, 2019

December 2018: bank reconciliations were prepared on February 6, 2019

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

In response to the lack of adherence to company policy and procedures, CWCAM’s Compliance Committee reviewed the reasons for noncompliance and added two additional procedures to supplement its existing procedures:

1) the accounting department has added the completion of bank account reconciliations within 30 calendar days to its monthly closing checklist, which is reviewed and signed off by a CWCAM officer; and

2) the Chief Financial Officer has set up a monthly electronic reminder requiring that the completed bank reconciliations be forwarded to the CFO for an additional layer of review.

Report on Assessment of Compliance with Applicable Servicing Criteria Not Included

For the reasons discussed in the Explanatory Notes above, CWCAM is not a party performing activities that address servicing criteria relating to 5% or more of the assets of the issuing entity.  Therefore, the report of assessment of compliance with applicable servicing criteria for CWCAM has not been included as an exhibit to this Annual Report on Form 10-K.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of February 1, 2018, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of November 1, 2017, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of February 1, 2018, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, KeyBank National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wells Fargo Bank, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of March 1, 2018, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 4, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of April 1, 2018, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 11, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of July 1, 2018, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 11, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.7           Primary Servicing Agreement, dated as of February 1, 2018, by and between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, and Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein)

4.8           Agreement Between Note Holders, dated as of December 27, 2017, by and between Société Générale, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-8 Holder, and Initial Note A-8 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-9 Holder, Initial Note A-10 Holder, Initial Note A-11 Holder, Initial Note A-12 Holder, Initial Note A-13 Holder, Initial Note A-14 Holder, Initial Note A-15 Holder, and Initial Note A-16 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of December 27, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-1-2 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-1-3 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-1-4 Holder, and UBS AG, by and through its branch office as 1285 Avenue of the Americas, New York, New York, as Note A-2-1 Holder, and UBS AG, by and through its branch office as 1285 Avenue of the Americas, New York, New York, as Note A-2-2 Holder, and UBS AG, by and through its branch office as 1285 Avenue of the Americas, New York, New York, as Note A-2-3 Holder, and UBS AG, by and through its branch office as 1285 Avenue of the Americas, New York, New York, as Note A-2-4 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of January 25, 2018, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4 Holder, Starwood Mortgage Capital LLC, as Note A-5 Holder, Starwood Mortgage Capital LLC, as Note A-6 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-7 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-8 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-9 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-10 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.11         Agreement Between Note Holders, dated as of February 27, 2018, by and between Société Générale, as Initial Note A-1 Holder and Initial Note A-2 Holder, and Barclays Bank PLC, as Initial Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.12         Agreement Between Note Holders, dated as of February 27, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.13         Co-Lender Agreement, dated as of February 27, 2018, between Tuebor TRS II LLC, as Note A-1 Holder, Tuebor TRS II LLC, as Note A-2 Holder, Tuebor TRS II LLC, as Note A-3 Holder, and Tuebor TRS II LLC, as Note A-4 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.14        Agreement Between Note Holders, dated as of January 10, 2017, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, and Citi Real Estate Funding Inc., as Initial Note A-2 Holder, and Société Générale, as Initial Note A-3 Holder, and Société Générale, as Initial Note A-4 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.15         Agreement Among Noteholders, dated as of October 3, 2017, by and among, Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, and Initial Note A-8 Holder, and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.16         Supplemental Agreement Among Noteholders, dated as of November 30, 2017, by and among Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33          Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.1)

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

33.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 33.1)

33.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 33.1)

33.9         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 33.3)

33.10       Wells Fargo Bank, National Association, as Custodian of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 33.4)

33.11       Park Bridge Lender Services LLC, as Operating Advisor of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 33.5)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Houston Distribution Center Mortgage Loan (see Exhibit 33.1)

33.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Houston Distribution Center Mortgage Loan (see Exhibit 33.1)

33.14       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Houston Distribution Center Mortgage Loan (see Exhibit 33.3)

33.15       Wells Fargo Bank, National Association, as Custodian of the Houston Distribution Center Mortgage Loan (see Exhibit 33.4)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the Houston Distribution Center Mortgage Loan (see Exhibit 33.5)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Park Place at Florham Park Mortgage Loan (see Exhibit 33.1)

33.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Park Place at Florham Park Mortgage Loan (see Exhibit 33.1)

33.19       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Park Place at Florham Park Mortgage Loan (see Exhibit 33.3)

33.20       Wells Fargo Bank, National Association, as Custodian of the Park Place at Florham Park Mortgage Loan (see Exhibit 33.4)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of the Park Place at Florham Park Mortgage Loan (see Exhibit 33.5)

33.22       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.3)

33.25       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.4)

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.5)

33.27       KeyBank National Association, as Primary Servicer of the BlueLinx Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       CWCapital Asset Management LLC, as Special Servicer of the BlueLinx Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the BlueLinx Portfolio Mortgage Loan (see Exhibit 33.3)

33.30       Wells Fargo Bank, National Association, as Custodian of the BlueLinx Portfolio Mortgage Loan (see Exhibit 33.4)

33.31       Pentalpha Surveillance LLC, as Operating Advisor of the BlueLinx Portfolio Mortgage Loan

33.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the City Square and Clay Street Mortgage Loan (see Exhibit 33.1)

33.33       Rialto Capital Advisors, LLC, as Special Servicer of the City Square and Clay Street Mortgage Loan

33.34       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the City Square and Clay Street Mortgage Loan (see Exhibit 33.3)

33.35       Wells Fargo Bank, National Association, as Custodian of the City Square and Clay Street Mortgage Loan (see Exhibit 33.4)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the City Square and Clay Street Mortgage Loan (see Exhibit 33.31)

33.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CrossPoint Mortgage Loan (see Exhibit 33.1)

33.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CrossPoint Mortgage Loan (see Exhibit 33.1)

33.39       Wilmington Trust, National Association, as Trustee of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Citibank, N.A., as Certificate Administrator and Custodian of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Park Bridge Lender Services LLC, as Operating Advisor of the CrossPoint Mortgage Loan (see Exhibit 33.5)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 33.1)

33.43       LNR Partners, LLC, as Special Servicer of the AFIN Portfolio Mortgage Loan

33.44       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the AFIN Portfolio Mortgage Loan (see Exhibit 33.3)

33.45       Wells Fargo Bank, National Association, as Custodian of the AFIN Portfolio Mortgage Loan (see Exhibit 33.4)

33.46       Pentalpha Surveillance LLC, as Operating Advisor of the AFIN Portfolio Mortgage Loan (see Exhibit 33.31)

34           Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.1)

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

34.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 34.1)

34.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 34.1)

34.9         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 34.3)

34.10       Wells Fargo Bank, National Association, as Custodian of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 34.4)

34.11       Park Bridge Lender Services LLC, as Operating Advisor of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 34.5)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Houston Distribution Center Mortgage Loan (see Exhibit 34.1)

34.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Houston Distribution Center Mortgage Loan (see Exhibit 34.1)

34.14       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Houston Distribution Center Mortgage Loan (see Exhibit 34.3)

34.15       Wells Fargo Bank, National Association, as Custodian of the Houston Distribution Center Mortgage Loan (see Exhibit 34.4)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the Houston Distribution Center Mortgage Loan (see Exhibit 34.5)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Park Place at Florham Park Mortgage Loan (see Exhibit 34.1)

34.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Park Place at Florham Park Mortgage Loan (see Exhibit 34.1)

34.19       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Park Place at Florham Park Mortgage Loan (see Exhibit 34.3)

34.20       Wells Fargo Bank, National Association, as Custodian of the Park Place at Florham Park Mortgage Loan (see Exhibit 34.4)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of the Park Place at Florham Park Mortgage Loan (see Exhibit 34.5)

34.22       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.3)

34.25       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.4)

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.5)

34.27       KeyBank National Association, as Primary Servicer of the BlueLinx Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       CWCapital Asset Management LLC, as Special Servicer of the BlueLinx Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the BlueLinx Portfolio Mortgage Loan (see Exhibit 34.3)

34.30       Wells Fargo Bank, National Association, as Custodian of the BlueLinx Portfolio Mortgage Loan (see Exhibit 34.4)

34.31       Pentalpha Surveillance LLC, as Operating Advisor of the BlueLinx Portfolio Mortgage Loan

34.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the City Square and Clay Street Mortgage Loan (see Exhibit 34.1)

34.33       Rialto Capital Advisors, LLC, as Special Servicer of the City Square and Clay Street Mortgage Loan

34.34       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the City Square and Clay Street Mortgage Loan (see Exhibit 34.3)

34.35       Wells Fargo Bank, National Association, as Custodian of the City Square and Clay Street Mortgage Loan (see Exhibit 34.4)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the City Square and Clay Street Mortgage Loan (see Exhibit 34.31)

34.37       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CrossPoint Mortgage Loan (see Exhibit 34.1)

34.38       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CrossPoint Mortgage Loan (see Exhibit 34.1)

34.39       Wilmington Trust, National Association, as Trustee of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Citibank, N.A., as Certificate Administrator and Custodian of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Park Bridge Lender Services LLC, as Operating Advisor of the CrossPoint Mortgage Loan (see Exhibit 34.5)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 34.1)

34.43       LNR Partners, LLC, as Special Servicer of the AFIN Portfolio Mortgage Loan

34.44       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the AFIN Portfolio Mortgage Loan (see Exhibit 34.3)

34.45       Wells Fargo Bank, National Association, as Custodian of the AFIN Portfolio Mortgage Loan (see Exhibit 34.4)

34.46       Pentalpha Surveillance LLC, as Operating Advisor of the AFIN Portfolio Mortgage Loan (see Exhibit 34.31)

35          Servicer compliance statements.

35.1         Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer

35.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 35.1)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 35.1)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 35.1)

35.7         Wells Fargo Bank, National Association, as Certificate Administrator of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 35.3)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Houston Distribution Center Mortgage Loan (see Exhibit 35.1)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Houston Distribution Center Mortgage Loan (see Exhibit 35.1)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Houston Distribution Center Mortgage Loan (see Exhibit 35.3)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Park Place at Florham Park Mortgage Loan (see Exhibit 35.1)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Park Place at Florham Park Mortgage Loan (see Exhibit 35.1)

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Park Place at Florham Park Mortgage Loan (see Exhibit 35.3)

35.14       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       CWCapital Asset Management LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Wells Fargo Bank, National Association, as Certificate Administrator of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 35.3)

35.17       KeyBank National Association, as Primary Servicer of the BlueLinx Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       CWCapital Asset Management LLC, as Special Servicer of the BlueLinx Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Wells Fargo Bank, National Association, as Certificate Administrator of the BlueLinx Portfolio Mortgage Loan (see Exhibit 35.3)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the City Square and Clay Street Mortgage Loan (see Exhibit 35.1)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the City Square and Clay Street Mortgage Loan

35.22       Wells Fargo Bank, National Association, as Certificate Administrator of the City Square and Clay Street Mortgage Loan (see Exhibit 35.3)

35.23       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the CrossPoint Mortgage Loan (see Exhibit 35.1)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CrossPoint Mortgage Loan (see Exhibit 35.1)

35.25       Citibank, N.A., as Certificate Administrator of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 35.1)

35.27       LNR Partners, LLC, as Special Servicer of the AFIN Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Certificate Administrator of the AFIN Portfolio Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of February 12, 2018, between UBS Commercial Mortgage Securitization Corp. and UBS AG (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of February 12, 2018, among UBS Commercial Mortgage Securitization Corp., Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series REIT of Ladder Capital Finance Holdings LLLP and Series TRS of Ladder Capital Finance Holdings LLLP (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of February 12, 2018, between UBS Commercial Mortgage Securitization Corp. and Société Générale (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein)

99.4         Mortgage Loan Purchase Agreement, dated as of February 12, 2018, between UBS Commercial Mortgage Securitization Corp. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein)

99.5         Mortgage Loan Purchase Agreement, dated as of February 12, 2018, between UBS Commercial Mortgage Securitization Corp. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein)

99.6         Mortgage Loan Purchase Agreement, dated as of February 12, 2018, between UBS Commercial Mortgage Securitization Corp. and CIBC Inc. (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein)

99.7         Mortgage Loan Purchase Agreement, dated as of February 12, 2018, between UBS Commercial Mortgage Securitization Corp. and Barclays Bank PLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(c)   Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UBS Commercial Mortgage Securitization Corp.
(Depositor)

/s/ Nicholas Galeone

Nicholas Galeone, President

(senior officer in charge of securitization of the depositor)

Date: March 22, 2019

/s/ David Schell

David Schell, Managing Director

Date: March 22, 2019