Form 10-K
period 2020-12-31
UBS Commercial Mortgage Trust 2018-C8
filed 2021-03-17
CIK 1727836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Tryad Industrial & Business Center Mortgage Loan, the Houston Distribution Center Mortgage Loan and the Park Place at Florham Park Mortgage Loan, which constituted approximately 5.4%, 4.7% and 4.3%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Tryad Industrial & Business Center Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity, (b) with respect to the Houston Distribution Center Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (c) with respect to the Park Place at Florham Park Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Tryad Industrial & Business Center Mortgage Loan, the Houston Distribution Center Mortgage Loan and the Park Place at Florham Park Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the AFIN Portfolio Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date.  The AFIN Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the AFIN Portfolio Mortgage Loan and twelve other pari passu loans, which are not assets of the issuing entity. This loan combination, including the AFIN Portfolio Mortgage Loan, was serviced under the pooling and servicing agreement for the UBS Commercial Mortgage Trust 2017-C7 transaction prior to the closing of the securitization of a pari passu portion of the AFIN Portfolio loan combination in the UBS Commercial Mortgage Trust 2018-C11 transaction, Commission File Number 333-207340-12 (the “UBS 2018-C11 Transaction”).  After the closing of the UBS 2018-C11 Transaction on July 10, 2018, this loan combination, including the AFIN Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2018-C11 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the AFIN Portfolio Mortgage Loan and the City Square and Clay Street Mortgage Loan and the special servicer of the CrossPoint Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Berkeley Point Capital LLC d/b/a Newmark Knight Frank is the primary servicer of the CrossPoint Mortgage Loan and two of the mortgage loans serviced under the Pooling and Servicing Agreement. These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Berkeley Point Capital LLC d/b/a Newmark Knight Frank and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Berkeley Point Capital LLC d/b/a Newmark Knight Frank is servicing more than 5% of the pool assets.  Berkeley Point Capital LLC d/b/a Newmark Knight Frank is an affiliate of Cantor Commercial Real Estate Lending, L.P., one of the sponsors. Therefore, the Depositor included in this Annual Report on Form 10-K a servicer compliance statement for Berkeley Point Capital LLC d/b/a Newmark Knight Frank pursuant to Item 1123.

LNR Partners, LLC is the special servicer of the AFIN Portfolio Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the AFIN Portfolio Mortgage Loan from January 1, 2020 to May 31, 2020. As a result, LNR Partners, LLC falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Argentic Services Company LP is the special servicer of the AFIN Portfolio Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the AFIN Portfolio Mortgage Loan from June 1, 2020 to December 31, 2020. As a result, Argentic Services Company LP falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Wells Fargo Bank, National Association acts as trustee of the Tryad Industrial & Business Center Mortgage Loan, the Houston Distribution Center Mortgage Loan, the Park Place at Florham Park Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the BlueLinx Portfolio Mortgage Loan, the City Square and Clay Street Mortgage Loan and the AFIN Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction, the pooling and servicing agreement for the Benchmark 2018-B2 Transaction, the pooling and servicing agreement for the UBS 2018-C9 Transaction and the pooling and servicing agreement for the UBS 2018-C11 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Tryad Industrial & Business Center Mortgage Loan, the Houston Distribution Center Mortgage Loan, the Park Place at Florham Park Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the BlueLinx Portfolio Mortgage Loan, the City Square and Clay Street Mortgage Loan and the AFIN Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the CrossPoint Mortgage Loan.  Pursuant to the pooling and servicing agreement for the Benchmark 2018-B3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the CrossPoint Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Yorkshire & Lexington Towers Mortgage Loan, the BlueLinx Portfolio Mortgage Loan, the City Square and Clay Street Mortgage Loan, the AFIN Portfolio Mortgage Loan and the CrossPoint Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the CrossPoint Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the BlueLinx Portfolio Mortgage Loan, the City Square and Clay Street Mortgage Loan and the AFIN Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Citibank, N.A., as custodian of the CrossPoint Mortgage Loan, KeyBank National Association, as primary servicer of the Yorkshire & Lexington Towers Mortgage Loan and the BlueLinx Portfolio Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Yorkshire & Lexington Towers Mortgage Loan and the BlueLinx Portfolio Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of the City Square and Clay Street Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the AFIN Portfolio Mortgage Loan prior to June 1, 2020 and Argentic Services Company LP as special servicer of the AFIN Portfolio Mortgage Loan on and after June 1, 2020 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the Yorkshire & Lexington Towers Mortgage Loan and the BlueLinx Portfolio Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Yorkshire & Lexington Towers Mortgage Loan and the BlueLinx Portfolio Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the City Square and Clay Street Mortgage Loan, LNR Partners, LLC as special servicer of the AFIN Portfolio Mortgage Loan prior to June 1, 2020 and Argentic Services Company LP as special servicer of the AFIN Portfolio Mortgage Loan on and after June 1, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

4.8           Agreement Between Note Holders, dated as of December 27, 2017, by and between Société Générale, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, and Initial Note A-8 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-9 Holder, Initial Note A-10 Holder, Initial Note A-11 Holder, Initial Note A-12 Holder, Initial Note A-13 Holder, Initial Note A-14 Holder, Initial Note A-15 Holder, and Initial Note A-16 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

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

33.39       Wilmington Trust, National Association, as Trustee of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Citibank, N.A., as Custodian of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

33.41       Park Bridge Lender Services LLC, as Operating Advisor of the CrossPoint Mortgage Loan (see Exhibit 33.5)

33.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 33.1)

33.43       LNR Partners, LLC, as Special Servicer of the AFIN Portfolio Mortgage Loan prior to June 1, 2020 (Omitted. See Explanatory Notes.)

33.44       Argentic Services Company LP, as Special Servicer of the AFIN Portfolio Mortgage Loan on and after June 1, 2020 (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Trustee of the AFIN Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.46       Wells Fargo Bank, National Association, as Custodian of the AFIN Portfolio Mortgage Loan (see Exhibit 33.4)

33.47       Pentalpha Surveillance LLC, as Operating Advisor of the AFIN Portfolio Mortgage Loan (see Exhibit 33.31)

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

34.39       Wilmington Trust, National Association, as Trustee of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Citibank, N.A., as Custodian of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

34.41       Park Bridge Lender Services LLC, as Operating Advisor of the CrossPoint Mortgage Loan (see Exhibit 34.5)

34.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 34.1)

34.43       LNR Partners, LLC, as Special Servicer of the AFIN Portfolio Mortgage Loan prior to June 1, 2020 (Omitted. See Explanatory Notes.)

34.44       Argentic Services Company LP, as Special Servicer of the AFIN Portfolio Mortgage Loan on and after June 1, 2020 (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Trustee of the AFIN Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.46       Wells Fargo Bank, National Association, as Custodian of the AFIN Portfolio Mortgage Loan (see Exhibit 34.4)

34.47       Pentalpha Surveillance LLC, as Operating Advisor of the AFIN Portfolio Mortgage Loan (see Exhibit 34.31)

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

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Park Place at Florham Park Mortgage Loan (see Exhibit 35.1)

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

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the City Square and Clay Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the CrossPoint Mortgage Loan (see Exhibit 35.4)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CrossPoint Mortgage Loan (see Exhibit 35.1)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 35.1)

35.20       LNR Partners, LLC, as Special Servicer of the AFIN Portfolio Mortgage Loan prior to June 1, 2020 (Omitted. See Explanatory Notes.)

35.21       Argentic Services Company LP, as Special Servicer of the AFIN Portfolio Mortgage Loan on and after June 1, 2020 (Omitted. See Explanatory Notes.)

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

Date: March 17, 2021

/s/ David Schell

David Schell, Managing Director

Date: March 17, 2021