Form 10-K
period 2022-12-31
UBS Commercial Mortgage Trust 2018-C8
filed 2023-03-13
CIK 1727836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

The BlueLinx Portfolio Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the City Square and Clay Street Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date.  The City Square and Clay Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the City Square and Clay Street Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the City Square and Clay Street Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the City Square and Clay Street loan combination in the UBS Commercial Mortgage Trust 2018-C9 transaction, Commission File Number 333-207340-10 (the “UBS 2018-C9 Transaction”).  After the closing of the UBS 2018-C9 Transaction on March 29, 2018, this loan combination, including the City Square and Clay Street Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2018-C9 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the CrossPoint Mortgage Loan, which constituted approximately 4.8% of the asset pool of the issuing entity as of its cut-off date.  The CrossPoint Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the CrossPoint Mortgage Loan and seven other pari passu loans, which are not assets of the issuing entity. This loan combination, including the CrossPoint Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the CrossPoint loan combination in the Benchmark 2018-B3 Commercial Mortgage Trust transaction, Commission File Number 333-207132-17 (the “Benchmark 2018-B3 Transaction”).  After the closing of the Benchmark 2018-B3 Transaction on April 10, 2018, this loan combination, including the CrossPoint Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2018-B3 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the AFIN Portfolio Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date.  The AFIN Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the AFIN Portfolio Mortgage Loan and twelve other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the AFIN Portfolio Mortgage Loan, was serviced under the pooling and servicing agreement for the UBS Commercial Mortgage Trust 2017-C7 transaction prior to the closing of the securitization of a pari passu portion of the AFIN Portfolio loan combination in the UBS Commercial Mortgage Trust 2018-C11 transaction, Commission File Number 333-207340-12 (the “UBS 2018-C11 Transaction”).  After the closing of the UBS 2018-C11 Transaction on July 10, 2018, this loan combination, including the AFIN Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2018-C11 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

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

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the AFIN Portfolio Mortgage Loan, the City Square and Clay Street Mortgage Loan and the Yorkshire & Lexington Towers Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Pentalpha Surveillance LLC is the operating advisor of the AFIN Portfolio Mortgage Loan and the City Square and Clay Street Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the Tryad Industrial & Business Center Mortgage Loan, the Houston Distribution Center Mortgage Loan, the Park Place at Florham Park Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the City Square and Clay Street Mortgage Loan and the AFIN Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the CSAIL 2017-CX10 Transaction, the pooling and servicing agreement for the UBS 2018-C9 Transaction and the pooling and servicing agreement for the UBS 2018-C11 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Tryad Industrial & Business Center Mortgage Loan, the Houston Distribution Center Mortgage Loan, the Park Place at Florham Park Mortgage Loan, the Yorkshire & Lexington Towers Mortgage Loan, the City Square and Clay Street Mortgage Loan and the AFIN Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Yorkshire & Lexington Towers Mortgage Loan, the City Square and Clay Street Mortgage Loan, the AFIN Portfolio Mortgage Loan and the CrossPoint Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Yorkshire & Lexington Towers Mortgage Loan, the City Square and Clay Street Mortgage Loan, the AFIN Portfolio Mortgage Loan and the CrossPoint Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Torchlight Loan Services, LLC as special servicer of the Yorkshire & Lexington Towers Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the City Square and Clay Street Mortgage Loan, Citibank, N.A. as custodian of the CrossPoint Mortgage Loan and KeyBank National Association as primary servicer of the Yorkshire & Lexington Towers Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of KeyBank National Association as primary servicer of the Yorkshire & Lexington Towers Mortgage Loan, Torchlight Loan Services, LLC as special servicer of the Yorkshire & Lexington Towers Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the City Square and Clay Street Mortgage Loan and Argentic Services Company LP as special servicer of the AFIN Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved].

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the City Square and Clay Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C9 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2018-C9 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2018-C9 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the CrossPoint Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2018-B3 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2018-B3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the AFIN Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C11 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2018-C11 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2018-C11 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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

4.3           Pooling and Servicing Agreement, dated as of March 1, 2018, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 4, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of April 1, 2018, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 11, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of July 1, 2018, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 11, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.6           Primary Servicing Agreement, dated as of February 1, 2018, by and between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, and Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein)

4.7           Agreement Between Note Holders, dated as of December 27, 2017, by and between Société Générale, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, and Initial Note A-8 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-9 Holder, Initial Note A-10 Holder, Initial Note A-11 Holder, Initial Note A-12 Holder, Initial Note A-13 Holder, Initial Note A-14 Holder, Initial Note A-15 Holder, and Initial Note A-16 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of December 27, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-1-2 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-1-3 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-1-4 Holder, and UBS AG, by and through its branch office as 1285 Avenue of the Americas, New York, New York, as Note A-2-1 Holder, and UBS AG, by and through its branch office as 1285 Avenue of the Americas, New York, New York, as Note A-2-2 Holder, and UBS AG, by and through its branch office as 1285 Avenue of the Americas, New York, New York, as Note A-2-3 Holder, and UBS AG, by and through its branch office as 1285 Avenue of the Americas, New York, New York, as Note A-2-4 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of January 25, 2018, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4 Holder, Starwood Mortgage Capital LLC, as Note A-5 Holder, Starwood Mortgage Capital LLC, as Note A-6 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-7 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-8 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-9 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-10 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of February 27, 2018, by and between Société Générale, as Initial Note A-1 Holder and Initial Note A-2 Holder, and Barclays Bank PLC, as Initial Note A-3 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

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

4.12         Co-Lender Agreement, dated as of February 27, 2018, between Tuebor TRS II LLC, as Note A-1 Holder, Tuebor TRS II LLC, as Note A-2 Holder, Tuebor TRS II LLC, as Note A-3 Holder, and Tuebor TRS II LLC, as Note A-4 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.13         Agreement Among Noteholders, dated as of October 3, 2017, by and among, Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, and Initial Note A-8 Holder, and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.14         Supplemental Agreement Among Noteholders, dated as of November 30, 2017, by and among Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder, and Natixis Real Estate Capital LLC, as Initial Note B Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

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

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.1)

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer with respect to CrossPoint, 4851 South Alameda Street and Shoppes Marketplace at Saxony

33.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator

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

33.11       Wells Fargo Bank, National Association, as Trustee of the Tryad Industrial & Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.12       Wells Fargo Bank, National Association, as Custodian of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 33.4)

33.13       Park Bridge Lender Services LLC, as Operating Advisor of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 33.5)

33.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.17       Wells Fargo Bank, National Association, as Trustee of the Houston Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the Houston Distribution Center Mortgage Loan (see Exhibit 33.4)

33.19       Park Bridge Lender Services LLC, as Operating Advisor of the Houston Distribution Center Mortgage Loan (see Exhibit 33.5)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

33.23       Wells Fargo Bank, National Association, as Trustee of the Park Place at Florham Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Park Place at Florham Park Mortgage Loan (see Exhibit 33.4)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Park Place at Florham Park Mortgage Loan (see Exhibit 33.5)

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.27       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan

33.28       Torchlight Loan Services, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

33.30       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.4)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 33.5)

33.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the City Square and Clay Street Mortgage Loan (see Exhibit 33.1)

33.34       Rialto Capital Advisors, LLC, as Special Servicer of the City Square and Clay Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Trustee of the City Square and Clay Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the City Square and Clay Street Mortgage Loan (see Exhibit 33.4)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the City Square and Clay Street Mortgage Loan

33.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.39       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the CrossPoint Mortgage Loan (see Exhibit 33.6)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CrossPoint Mortgage Loan (see Exhibit 33.1)

33.41       Wilmington Trust, National Association, as Trustee of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Citibank, N.A., as Custodian of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Park Bridge Lender Services LLC, as Operating Advisor of the CrossPoint Mortgage Loan (see Exhibit 33.5)

33.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 33.1)

33.45       Argentic Services Company LP, as Special Servicer of the AFIN Portfolio Mortgage Loan

33.46       Wells Fargo Bank, National Association, as Trustee of the AFIN Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Wells Fargo Bank, National Association, as Custodian of the AFIN Portfolio Mortgage Loan (see Exhibit 33.4)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the AFIN Portfolio Mortgage Loan (see Exhibit 33.37)

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

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

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.1)

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer with respect to CrossPoint, 4851 South Alameda Street and Shoppes Marketplace at Saxony

34.7         Computershare Trust Company, National Association, as Servicing Function Participant for the Trustee and Certificate Administrator

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

34.11       Wells Fargo Bank, National Association, as Trustee of the Tryad Industrial & Business Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.12       Wells Fargo Bank, National Association, as Custodian of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 34.4)

34.13       Park Bridge Lender Services LLC, as Operating Advisor of the Tryad Industrial & Business Center Mortgage Loan (see Exhibit 34.5)

34.14       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.17       Wells Fargo Bank, National Association, as Trustee of the Houston Distribution Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the Houston Distribution Center Mortgage Loan (see Exhibit 34.4)

34.19       Park Bridge Lender Services LLC, as Operating Advisor of the Houston Distribution Center Mortgage Loan (see Exhibit 34.5)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

34.23       Wells Fargo Bank, National Association, as Trustee of the Park Place at Florham Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Park Place at Florham Park Mortgage Loan (see Exhibit 34.4)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Park Place at Florham Park Mortgage Loan (see Exhibit 34.5)

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.27       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan

34.28       Torchlight Loan Services, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Trustee of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

34.30       Wells Fargo Bank, National Association, as Custodian of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.4)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Yorkshire & Lexington Towers Mortgage Loan (see Exhibit 34.5)

34.32       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the City Square and Clay Street Mortgage Loan (see Exhibit 34.1)

34.34       Rialto Capital Advisors, LLC, as Special Servicer of the City Square and Clay Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Trustee of the City Square and Clay Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the City Square and Clay Street Mortgage Loan (see Exhibit 34.4)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the City Square and Clay Street Mortgage Loan

34.38       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.39       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the CrossPoint Mortgage Loan (see Exhibit 34.6)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CrossPoint Mortgage Loan (see Exhibit 34.1)

34.41       Wilmington Trust, National Association, as Trustee of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Citibank, N.A., as Custodian of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Park Bridge Lender Services LLC, as Operating Advisor of the CrossPoint Mortgage Loan (see Exhibit 34.5)

34.44       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 34.1)

34.45       Argentic Services Company LP, as Special Servicer of the AFIN Portfolio Mortgage Loan

34.46       Wells Fargo Bank, National Association, as Trustee of the AFIN Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Wells Fargo Bank, National Association, as Custodian of the AFIN Portfolio Mortgage Loan (see Exhibit 34.4)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the AFIN Portfolio Mortgage Loan (see Exhibit 34.37)

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

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

35.12       KeyBank National Association, as Primary Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

35.13       Torchlight Loan Services, LLC, as Special Servicer of the Yorkshire & Lexington Towers Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the City Square and Clay Street Mortgage Loan (see Exhibit 35.1)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the City Square and Clay Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.16       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the CrossPoint Mortgage Loan (see Exhibit 35.4)

35.17       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CrossPoint Mortgage Loan (see Exhibit 35.1)

35.18       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 35.1)

35.19       Argentic Services Company LP, as Special Servicer of the AFIN Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 13, 2023

/s/ Andrew Lisa

Andrew Lisa, Director

Date: March 13, 2023