Form 10-K
period 2023-12-31
UBS Commercial Mortgage Trust 2018-C8
filed 2024-03-13
CIK 1727836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Not applicable.

EXPLANATORY NOTES

The Tryad Industrial & Business Center Mortgage Loan and the Park Place at Florham Park Mortgage Loan, which constituted approximately 5.4% and 4.3%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Tryad Industrial & Business Center Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity and (b) with respect to the Park Place at Florham Park Mortgage Loan, two other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Tryad Industrial & Business Center Mortgage Loan and the Park Place at Florham Park Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. The Houston Distribution Center Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Yorkshire & Lexington Towers Mortgage Loan, previously an asset of the issuing entity, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the City Square and Clay Street Mortgage Loan, which constituted approximately 4.3% of the asset pool of the issuing entity as of its cut-off date.  The City Square and Clay Street Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the City Square and Clay Street Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including the City Square and Clay Street Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the City Square and Clay Street loan combination in the UBS Commercial Mortgage Trust 2018-C9 transaction, Commission File Number 333-207340-10 (the “UBS 2018-C9 Transaction”).  After the closing of the UBS 2018-C9 Transaction on March 29, 2018, this loan combination, including the City Square and Clay Street Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2018-C9 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the CrossPoint Mortgage Loan, which constituted approximately 4.8% of the asset pool of the issuing entity as of its cut-off date.  The CrossPoint Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the CrossPoint Mortgage Loan and seven other pari passu loans, which are not assets of the issuing entity. This loan combination, including the CrossPoint Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the CrossPoint loan combination in the Benchmark 2018-B3 Commercial Mortgage Trust transaction, Commission File Number 333-207132-17 (the “Benchmark 2018-B3 Transaction”).  After the closing of the Benchmark 2018-B3 Transaction on April 10, 2018, this loan combination, including the CrossPoint Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the Benchmark 2018-B3 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the AFIN Portfolio Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date.  The AFIN Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the AFIN Portfolio Mortgage Loan and twelve other pari passu loans, which are not assets of the issuing entity. This loan combination, including the AFIN Portfolio Mortgage Loan, was serviced under the pooling and servicing agreement for the UBS Commercial Mortgage Trust 2017-C7 transaction prior to the closing of the securitization of a pari passu portion of the AFIN Portfolio loan combination in the UBS Commercial Mortgage Trust 2018-C11 transaction, Commission File Number 333-207340-12 (the “UBS 2018-C11 Transaction”).  After the closing of the UBS 2018-C11 Transaction on July 10, 2018, this loan combination, including the AFIN Portfolio Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2018-C11 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the AFIN Portfolio Mortgage Loan and the City Square and Clay Street Mortgage Loan and the special servicer of the CrossPoint Mortgage Loan prior to May 10, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the AFIN Portfolio Mortgage Loan and the City Square and Clay Street Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, and the CrossPoint Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association acts as trustee of the Tryad Industrial & Business Center Mortgage Loan, the Park Place at Florham Park Mortgage Loan, the City Square and Clay Street Mortgage Loan and the AFIN Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the UBS 2018-C9 Transaction and the pooling and servicing agreement for the UBS 2018-C11 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Tryad Industrial & Business Center Mortgage Loan, the Park Place at Florham Park Mortgage Loan, the City Square and Clay Street Mortgage Loan and the AFIN Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the City Square and Clay Street Mortgage Loan, the AFIN Portfolio Mortgage Loan and the CrossPoint Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include City Square and Clay Street Mortgage Loan, the CrossPoint Mortgage Loan and the AFIN Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Rialto Capital Advisors, LLC as special servicer of the City Square and Clay Street Mortgage Loan, K-Star Asset Management LLC as special servicer of the CrossPoint Mortgage Loan on and after May 10, 2023 and Citibank, N.A. as custodian of the CrossPoint Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the City Square and Clay Street Mortgage Loan, K-Star Asset Management LLC as special servicer of the CrossPoint Mortgage Loan on and after May 10, 2023 and Argentic Services Company LP as special servicer of the AFIN Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the City Square and Clay Street Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C9 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2018-C9 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2018-C9 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the CrossPoint Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the Benchmark 2018-B3 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit O to the pooling and servicing agreement for the Benchmark 2018-B3 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the Benchmark 2018-B3 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the AFIN Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2018-C11 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2018-C11 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2018-C11 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.2           Pooling and Servicing Agreement, dated as of March 1, 2018, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 4, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of April 1, 2018, by and among Citigroup Commercial Mortgage Securities Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer, Citibank, N.A., as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on April 11, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of July 1, 2018, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on July 11, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.5           Primary Servicing Agreement, dated as of February 1, 2018, by and between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, and Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein)

4.6           Agreement Between Note Holders, dated as of December 27, 2017, by and between Société Générale, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder, Initial Note A-7 Holder, and Initial Note A-8 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-9 Holder, Initial Note A-10 Holder, Initial Note A-11 Holder, Initial Note A-12 Holder, Initial Note A-13 Holder, Initial Note A-14 Holder, Initial Note A-15 Holder, and Initial Note A-16 Holder (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of December 27, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1-1 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-1-2 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-1-3 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-1-4 Holder, and UBS AG, by and through its branch office as 1285 Avenue of the Americas, New York, New York, as Note A-2-1 Holder, and UBS AG, by and through its branch office as 1285 Avenue of the Americas, New York, New York, as Note A-2-2 Holder, and UBS AG, by and through its branch office as 1285 Avenue of the Americas, New York, New York, as Note A-2-3 Holder, and UBS AG, by and through its branch office as 1285 Avenue of the Americas, New York, New York, as Note A-2-4 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of January 25, 2018, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-2 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-3 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-4 Holder, Starwood Mortgage Capital LLC, as Note A-5 Holder, Starwood Mortgage Capital LLC, as Note A-6 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-7 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-8 Holder, Cantor Commercial Real Estate Lending, L.P., as Note A-9 Holder, and Cantor Commercial Real Estate Lending, L.P., as Note A-10 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of February 27, 2018, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

4.10         Co-Lender Agreement, dated as of February 27, 2018, between Tuebor TRS II LLC, as Note A-1 Holder, Tuebor TRS II LLC, as Note A-2 Holder, Tuebor TRS II LLC, as Note A-3 Holder, and Tuebor TRS II LLC, as Note A-4 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on February 27, 2018 under Commission File No. 333-207340-09 and incorporated by reference herein).

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

33.17       Wells Fargo Bank, National Association, as Trustee of the Park Place at Florham Park Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the Park Place at Florham Park Mortgage Loan (see Exhibit 33.4)

33.19       Park Bridge Lender Services LLC, as Operating Advisor of the Park Place at Florham Park Mortgage Loan (see Exhibit 33.5)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the City Square and Clay Street Mortgage Loan (see Exhibit 33.1)

33.22       Rialto Capital Advisors, LLC, as Special Servicer of the City Square and Clay Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Wells Fargo Bank, National Association, as Trustee of the City Square and Clay Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the City Square and Clay Street Mortgage Loan (see Exhibit 33.4)

33.25       Pentalpha Surveillance LLC, as Operating Advisor of the City Square and Clay Street Mortgage Loan

33.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.8)

33.27       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the CrossPoint Mortgage Loan (see Exhibit 33.6)

33.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CrossPoint Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.29       K-Star Asset Management LLC, as Special Servicer of the CrossPoint Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.30       Wilmington Trust, National Association, as Trustee of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Citibank, N.A., as Custodian of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Park Bridge Lender Services LLC, as Operating Advisor of the CrossPoint Mortgage Loan (see Exhibit 33.5)

33.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 33.1)

33.34       Argentic Services Company LP, as Special Servicer of the AFIN Portfolio Mortgage Loan

33.35       Wells Fargo Bank, National Association, as Trustee of the AFIN Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the AFIN Portfolio Mortgage Loan (see Exhibit 33.4)

33.37       Pentalpha Surveillance LLC, as Operating Advisor of the AFIN Portfolio Mortgage Loan (see Exhibit 33.25)

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

34.17       Wells Fargo Bank, National Association, as Trustee of the Park Place at Florham Park Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the Park Place at Florham Park Mortgage Loan (see Exhibit 34.4)

34.19       Park Bridge Lender Services LLC, as Operating Advisor of the Park Place at Florham Park Mortgage Loan (see Exhibit 34.5)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the City Square and Clay Street Mortgage Loan (see Exhibit 34.1)

34.22       Rialto Capital Advisors, LLC, as Special Servicer of the City Square and Clay Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Wells Fargo Bank, National Association, as Trustee of the City Square and Clay Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the City Square and Clay Street Mortgage Loan (see Exhibit 34.4)

34.25       Pentalpha Surveillance LLC, as Operating Advisor of the City Square and Clay Street Mortgage Loan

34.26       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.8)

34.27       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the CrossPoint Mortgage Loan (see Exhibit 34.6)

34.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CrossPoint Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.29       K-Star Asset Management LLC, as Special Servicer of the CrossPoint Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.30       Wilmington Trust, National Association, as Trustee of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Citibank, N.A., as Custodian of the CrossPoint Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Park Bridge Lender Services LLC, as Operating Advisor of the CrossPoint Mortgage Loan (see Exhibit 34.5)

34.33       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 34.1)

34.34       Argentic Services Company LP, as Special Servicer of the AFIN Portfolio Mortgage Loan

34.35       Wells Fargo Bank, National Association, as Trustee of the AFIN Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the AFIN Portfolio Mortgage Loan (see Exhibit 34.4)

34.37       Pentalpha Surveillance LLC, as Operating Advisor of the AFIN Portfolio Mortgage Loan (see Exhibit 34.25)

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

35.11       Rialto Capital Advisors, LLC, as Special Servicer of the City Square and Clay Street Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the CrossPoint Mortgage Loan (see Exhibit 35.4)

35.13       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the CrossPoint Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.14       K-Star Asset Management LLC, as Special Servicer of the CrossPoint Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.15       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the AFIN Portfolio Mortgage Loan (see Exhibit 35.1)

35.16       Argentic Services Company LP, as Special Servicer of the AFIN Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 13, 2024

/s/ Andrew Lisa

Andrew Lisa, Director

Date: March 13, 2024